Form 10-K
MSDWCC HELOC TRUST 2002-1
filed 2003-03-27
CIK 1183945

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-65702-03


        Morgan Stanley Dean Witter Credit Corporation
        HELOC Asset Backed Notes, Series 2002-1
        MSDWCC HELOC Trust 2002-1
       (Exact name of registrant as specified in its charter)



   Delaware                                       N/A
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, NA
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.




                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Trust Agreement and the Indenture, the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.


                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates and Notes exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Securities were as follows:


             Class Cert                        1
             Class Note                       11

             Total:                           12


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.




                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Report concerning compliance with minimum servicing standards for the fiscal year ended November 30, 2002.


       a) Morgan Stanley Dean Witter Credit Corporation, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the fiscal year ended November 30, 2002.


       a) Morgan Stanley Dean Witter Credit Corporation, as Servicer <F1>


    (99.3) Annual Statement of Compliance under the Servicing
           Agreement for the fiscal year ended November 30, 2002.


       a) Morgan Stanley Dean Witter Credit Corporation, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 12, 2002, December 09, 2002, and January 06, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.




  <F1> Filed herewith.






                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



        Morgan Stanley Dean Witter Credit Corporation
        HELOC Asset Backed Notes, Series 2002-1
        MSDWCC HELOC Trust 2002-1
        (Registrant)



  Signed:  Morgan Stanley Dean Witter Credit Corporation, as Servicer

  By:   Joseph L. Reading, Senior Vice President

  By: /s/  Joseph L. Reading

  Dated: March 27, 2003



Sarbanes-Oxley Certification

I, Joseph L. Reading, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Morgan Stanley Dean Witter Credit Corporation HELOC Asset Backed Notes, Series 2002-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, N.A. as Indenture Trustee.


      Date: March 27, 2003


      /s/ Joseph L. Reading
      Signature


      Senior Vice President
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



Ex-99.1 (a)

Deloitte
& Touche    (logo)

Deloitte & Touche LLP
180 N. Stetson Avenue
Chicago, Illinois 60601-6779

Tel: (312) 946-3000
Fax (312) 946-2600
www.deloitte.com

INDEPENDENT ACCOUNTANTS'REPORT

Morgan Stanley Dean Witter Credit Corporation
Riverwoods, Illinois

We have examined management's assertion about Morgan Stanley Dean Witter Credit Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") for the Morgan Stanley HELOC Asset-Backed Notes, Series 2002-1 as of and for the year ended November 30, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended November 30, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

January 10, 2003

Deloitte
Touche
Tohmatsu      (logo)



Ex-99.2 (a)

MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION

January 10, 2003

As of and for the year ended December 31, 2002, Morgan Stanley Dean Witter Credit Corporation (the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond of $20 million and errors and omissions policy of $5 million under which the Company was covered.


/s/ Martin W. Slusarz
Martin W. Slusarz
SVP, Controller


/s/ Thomas F. White
Thomas F. White
VP, Mortgage Lending



2500 Lake Cook Road, Riverwoods, Illinois 60015



Ex-99.3 (a)

MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION                 (logo)

Officer's Certificate
HELOC Asset-Backed Notes Series 2002-1

Pursuant to Section 3.10 of the Servicing Agreement dated as August 1, 2002 among Morgan Stanley Dean Witter Credit Corporation, formerly known as NOVUS Financial Corporation, as seller and servicer (referred to herein in such capacity as "the Servicer"), and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, the undersigned, hereby states that:

    (1) A review of the activities of the Servicer and of is performance under the Servicing Agreement during the fiscal year ended November 30, 2002, has been made under my supervision; and

    (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.


MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION

By  /s/ Douglas J. Bush
    Douglas J. Bush

Title   Director
Dated as of December 31, 2002

By  /s/ J.L. Reading
    J.L. Reading

Title  Senior Vice President

Dated as of December 31, 2002

2500 Lake Cook Road, Riverwoods Illinois 60015


Ex-99.4 (a)

   Class                            Interest          Principal               Losses            Ending Balance
   Cert                          124,022.96           235,547.84            1,221.17             11,756,360.11
   FSA                           203,641.69                 0.00                0.00                      0.00
   Note                        3,192,394.69        13,321,613.37                0.00            458,911,386.63
   OC                                  0.00                 0.00                0.00              3,447,283.52
   SELLER                              0.00                 0.00                0.00                      0.00